Form 10-K
period 2020-12-31
Exeter Automobile Receivables Trust 2020-3
filed 2021-03-31
CIK 1823046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number of issuing entity: 333-233850-01
Commission file number of depositor: 333-233850

EXETER AUTOMOBILE RECEIVABLES TRUST 2020-3
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001823046

EFCAR, LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001654238

EXETER FINANCE LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541713

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	84-7089010 (I.R.S. Employer Identification No. of issuing entity)

c/o Exeter Finance LLC 2101 W. John Carpenter Freeway Irving, Texas (Address of principal executive offices of issuing entity)	75063 (Zip Code)
Registrant’s telephone number, including area code:  (214) 572-8256

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐  Yes        ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐  Yes        ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes        ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐  Yes        ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”

“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  ☐  Yes        ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.          Business.
Item 1A.       Risk Factors.
Item 2.          Properties.
Item 3.          Legal Proceedings.

Item 1B.          Unresolved Staff Comments.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by Exeter Automobile Receivables Trust 2020-3 (the “Trust”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Trust or payments on the notes (the “Notes”) or the certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets owned by the Trust or payments on the Notes or the Certificates.

Item 1117 of Regulation AB.  Legal Proceedings.

As a consumer finance company, Exeter Finance LLC (“Exeter”) is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, improper collection practices, credit bureau reporting and discriminatory treatment of credit applicants.  Some litigation against Exeter could take the form of class action complaints by consumers.  As the assignee of automobile loan contracts originated by dealers, Exeter may also be named as a co‑defendant in lawsuits filed by consumers principally against dealers.  The damages and penalties claimed by consumers in these types of matters can be substantial.  The relief requested by plaintiffs varies but can include requests for compensatory, statutory and punitive damages.  Exeter is also party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Financial Protection Bureau, the United States Department of Justice, the U.S. Securities and Exchange Commission, the Federal Trade Commission and various state regulatory and enforcement agencies.  The penalties and remedies sought by government and self-regulatory agencies in these types of matters can be substantial.  Exeter believes that it has taken prudent steps to address and mitigate the litigation and regulatory risks associated with its business activities.  As of the date hereof, Exeter is not subject to litigation or reviews, investigations, examinations or proceedings by government or self-regulatory agencies that individually or in the aggregate would materially adversely affect the holders of the Notes.

The following three paragraphs are disclosures received from Wells Fargo Bank, National Association (“Wells Fargo Bank”), which serves as the indenture trustee under the indenture for the Exeter Automobile Receivables Trust 2020-3 transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank in its capacity as trustee for certain residential mortgage backed securities (RMBS) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.

In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (Natixis) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.          Selected Financial Data.
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
Item 8.          Financial Statements and Supplementary Data.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.       Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Exeter and Wells Fargo Bank (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2020 (the “2020 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020, and for the 2020 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for Exeter has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Exeter.

Neither the Report on Assessment nor the Attestation Report for Wells Fargo Bank has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Wells Fargo Bank.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Exeter has been identified by the registrant as a servicer during the 2020 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2020 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:

(1)	Not applicable.
(2)	Not applicable.
(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of EFCAR, LLC (“EFCAR”) (included in Exhibit 3.1 to Registration Statement on Form SF-3 (333-213381), as filed by the registrant with the Commission on August 30, 2016, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of EFCAR (included in Exhibit 3.2 to Registration Statement on Form SF-3 (333-213381), as filed by the registrant with the Commission on August 30, 2016, which is incorporated herein by reference).

4.2
Indenture, dated as of August 31, 2020, among the Trust, Exeter Holdings Trust 2020-3 and Wells Fargo Bank, as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4. to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.3
Amended & Restated Trust Agreement for the Trust, dated as of August 31, 2020, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.4
Amended & Restated Trust Agreement for Exeter Holdings Trust 2020-3, dated as of August 31, 2020, between the Trust and Wilmington Trust Company, as owner trustee (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.5
Sale and Servicing Agreement, dated as of August 31, 2020, among Exeter Holdings Trust 2020-3, EFCAR, Exeter, as servicer, the Trust, and Wells Fargo Bank, as Indenture Trustee and backup servicer (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.1
Purchase Agreement, dated as of August 31, 2020, between EFCAR, as purchaser, and Exeter, as seller (included in Exhibit 10.1 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.2
Sale Agreement, dated as of August 31, 2020, among EFCAR, as purchaser, Exeter, as representation provider, and Exeter Flow Intermediary Trust, as seller (included in Exhibit 10.2 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.3
Contribution Agreement, dated as of August 31, 2020, between Exeter Holdings Trust 2020-3, as transferee, and the Trust, as transferor (included in Exhibit 10.3 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.4
Deposit Account Control Agreement, dated as of September 23, 2020, among the Trust, Exeter, as servicer, the Indenture Trustee, as secured party, and Wells Fargo Bank, as lockbox bank (included in Exhibit 10.4 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.5
Asset Representations Review Agreement, dated as of August 31, 2020, among the Trust, as issuer, Exeter, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

10.6
Custodian Agreement, dated as of August 31, 2020, among Exeter, as custodian, Exeter, as servicer, and the Indenture Trustee (included in Exhibit 10.6 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2021.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for

Exeter Finance LLC, dated March 30, 2021.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, dated February 16, 2021.
34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 30, 2021.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, dated February 16, 2021.
35.1*	Servicer Compliance Statement, dated March 30, 2021, of Exeter Finance LLC.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date: March 30, 2021	By:	/s/ Ben Miller
Ben Miller
Chief Executive Officer
(Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.