Form 10-K
period 2021-12-31
Exeter Automobile Receivables Trust 2020-3
filed 2022-03-31
CIK 1823046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
☐Yes          ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes          ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes          ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☐Yes          ☐No

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
☐Yes          ☒No
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
Item 1117 of Regulation AB.  Legal Proceedings.
As a consumer finance company, Exeter Finance LLC (“Exeter”) is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, improper collection practices, credit bureau reporting and discriminatory treatment of credit applicants.  Some litigation against Exeter could take the form of class action complaints by consumers.  As the assignee or purchaser of automobile loan contracts originated indirectly by dealers or originated directly by the direct lender, in each case for sale or assignment to Exeter, Exeter also may be named as a co-defendant in lawsuits filed by consumers principally against such dealers or the direct lender.  The damages and penalties claimed by consumers in these types of matters can be substantial.  The relief requested by plaintiffs varies but can include requests for compensatory, statutory and punitive damages.  Exeter is also party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Financial Protection Bureau, the United States Department of Justice, the U.S. Securities and Exchange Commission, the Federal Trade Commission and various state regulatory and enforcement agencies.  The penalties and remedies sought by government and self-regulatory agencies in these types of matters can be substantial.  Exeter believes that it has taken prudent steps to address and mitigate the litigation and regulatory risks associated with its business activities.  As of the date hereof, Exeter is not subject to litigation or reviews, investigations, examinations or proceedings by government or self-regulatory agencies that individually or in the aggregate would materially adversely affect the holders of the Notes.
The following three paragraphs are disclosures received from Wells Fargo Bank, National Association (“Wells Fargo Bank”), which serves as the indenture trustee under the indenture for the Exeter Automobile Receivables Trust 2020-3 transaction.
In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively.
In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.
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
Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.
Item 8.              Financial Statements and Supplementary Data.
Item 9.              Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.        Controls and Procedures.
Item 9B. Other Information.
Nothing to report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

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
Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.
Each of Exeter , Wells Fargo Bank and Computershare Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2021 (the “2021 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021, and for the 2021 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
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
Neither the Report on Assessment nor the Attestation Report for Computershare Trust Company, National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Computershare Trust Company, National Association.
Item 1123 of Regulation AB.  Servicer Compliance Statement.
Exeter has been identified by the registrant as a servicer during the 2021 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2021 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.1
Indenture, dated as of August 31, 2020, among the Trust, Exeter Holdings Trust 2020-3 and Wells Fargo Bank, as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.2
Amended & Restated Trust Agreement for the Trust, dated as of August 31, 2020, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.3
Amendment No. 1 to Amended & Restated Trust Agreement for the Trust, dated as of January 19, 2022, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

4.4
Amendment No. 2 to Amended & Restated Trust Agreement for the Trust, dated as of January 19, 2022, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

4.5
Amended & Restated Trust Agreement for Exeter Holdings Trust 2020-3, dated as of August 31, 2020, between the Trust and Wilmington Trust Company, as owner trustee (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

4.6
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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 29, 2022.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 29, 2022.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, dated February 21, 2022.
33.3*	Report on Assessment of Compliance with Applicable Servicing Criteria for Computershare Trust Company, National Association, dated February 18, 2022.
34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 29, 2022.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, dated February 21, 2022.
34.3*
Report of Independent Registered Public Accounting Firm of Pricewaterhouse Coopers LLP on Assessment of Compliance with Servicing Criteria relating to Computershare Trust Company, National Association, dated February 18, 2022.

35.1*	Servicer Compliance Statement, dated March 29, 2022, of Exeter Finance LLC.
_____________
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date:  March 29, 2022                                                                                                   By: /s/ Ben Miller
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