Form 10-K
period 2022-12-31
Exeter Automobile Receivables Trust 2020-3
filed 2023-03-31
CIK 1823046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

EXETER FINANCE LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001541713

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	45-2673519 84-7089010 (I.R.S. Employer Identification No. of issuing entity)

c/o Exeter Finance LLC 2101 W. John Carpenter Freeway Irving, Texas (Address of principal executive offices of issuing entity)	75063 (Zip Code)

Registrant’s telephone number, including area code: (214) 572-8256

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
The following paragraph is disclosure received from Wells Fargo Bank, National Association (“Wells Fargo Bank”), which serves as the indenture trustee under the indenture for the Exeter Automobile Receivables Trust 2020-3 transaction.

In December 2014, Phoenix Light SF Limited (“Phoenix Light”) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (“RMBS”) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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
Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.
Each of Exeter , Wells Fargo Bank and Computershare Trust Company, National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2022 (the “2022 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2022, and for the 2022 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
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
Item 1123 of Regulation AB.  Servicer Compliance Statement.
Exeter has been identified by the registrant as a servicer during the 2022 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2022 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.2
Indenture, dated as of August 31, 2020, among the Trust, Exeter Holdings Trust 2020-3 and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

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

4.5
Sale and Servicing Agreement, dated as of August 31, 2020, among Exeter Holdings Trust 2020-3, EFCAR, Exeter, as servicer, the Trust, and Wells Fargo Bank, National Association, as Indenture Trustee and backup servicer (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 31, 2023.

33.1*	Management's Assertion Regarding Compliance with Applicable Servicing Criteria for Exeter Finance LLC, dated March 29, 2023.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, dated February 17, 2023.
33.3*	Report on Assessment of Compliance with Applicable Servicing Criteria for Computershare Trust Company, National Association, dated February 15, 2023.
34.1*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Management's Assertion Regarding Compliance with Applicable Servicing Criteria relating to Exeter Finance LLC, dated March 29, 2023.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, dated February 17, 2023.
34.3*
Report of Independent Registered Public Accounting Firm of Pricewaterhouse Coopers LLP on Assessment of Compliance with Servicing Criteria relating to Computershare Trust Company, National Association, dated February 15, 2023.

35.1*	Servicer Compliance Statement, dated March 31, 2023, of Exeter Finance LLC.
99.1
Second Amended and Restated Servicing Agreement, dated as of October 31, 2021, among Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company (upon execution of the Joinder Agreement described therein), and, solely for purposes of Section 9.5 therein, Computershare Limited (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on November 5, 2021, which is incorporated herein by reference).

99.2
Amendment No. 1 to Amended and Restated Trust Agreement for the Trust, dated as of January 19, 2022, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 99.1 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

99.3
Amendment No. 2 to Amended and Restated Trust Agreement for the Trust, dated as of January 19, 2022, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 99.2 to the Trust’s Form 8-K, as filed with the Commission on January 25, 2022, which is incorporated herein by reference).

____________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date:  March 31, 2023                                                                                                   By: /s/ Ben Miller
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