Form 10-K
period 2023-12-31
Exeter Automobile Receivables Trust 2020-3
filed 2024-03-28
CIK 1823046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

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

Item 1117 of Regulation AB.  Legal Proceedings.

As a consumer finance company, Exeter Finance LLC (“Exeter”) is subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract, improper collection practices, credit bureau reporting and discriminatory treatment of credit applicants.  Some litigation against Exeter could take the form of class action complaints by consumers.  As the assignee or purchaser of automobile loan contracts originated indirectly by dealers or originated directly by the direct lenders, in each case for sale or assignment to Exeter, Exeter also may be named as a co-defendant in lawsuits filed by consumers principally against such dealers or such direct lenders.  The damages and penalties claimed by consumers in these types of matters can be substantial.  The relief requested by plaintiffs varies but can include requests for compensatory, statutory and punitive damages.  Exeter is also party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the Consumer Financial Protection Bureau, the United States Department of Justice, the U.S. Securities and Exchange Commission, the Federal Trade Commission and various state regulatory and enforcement agencies.  The penalties and remedies sought by government and self-regulatory agencies in these types of matters can be substantial.  Exeter believes that it has taken prudent steps to address and mitigate the litigation and regulatory risks associated with its business activities.  As of the date hereof, Exeter is not subject to litigation or reviews, investigations, examinations or proceedings by government or self-regulatory agencies that individually or in the aggregate would materially adversely affect the holders of the Notes.

The following two paragraphs are disclosures received from Wells Fargo Bank, National Association (“Wells Fargo Bank”), which served as the indenture trustee under the indenture for the Exeter Automobile Receivables Trust 2020-3 transaction prior to December 1, 2023.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2023, the Company reached an agreement in principle with IKB to resolve IKB’s claims. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Exeter, Wells Fargo Bank and Computershare Trust Company, National Association  (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2023 (the “2023 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023, and for the 2023 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

Exeter has been identified by the registrant as a servicer during the 2023 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2023 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

4.2
Indenture, dated as of August 31, 2020, among the Trust, Exeter Holdings Trust 2020-3 and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as indenture trustee (the “Indenture Trustee”) (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

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

4.5
Sale and Servicing Agreement, dated as of August 31, 2020, among Exeter Holdings Trust 2020-3, EFCAR, Exeter, as servicer, the Trust, and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), as Indenture Trustee and backup servicer (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on September 23, 2020, which is incorporated herein by reference).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 28, 2024.

33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 28, 2024.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Wells Fargo Bank, dated February 20, 2024.
33.3*	Report on Assessment of Compliance with Applicable Servicing Criteria for Computershare Trust Company, National Association, dated February 15, 2024.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 28, 2024.
34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Wells Fargo Bank, dated February 20, 2024.
34.3*
Report of Independent Registered Public Accounting Firm of Pricewaterhouse Coopers LLP on Assessment of Compliance with Servicing Criteria relating to Computershare Trust Company, National Association, dated February 15, 2024.

35.1*	Servicer Compliance Statement, dated March 28, 2024, of Exeter Finance LLC.
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

99.4
Amendment No. 3 to Amended and Restated Trust Agreement for the Trust, dated as of May 31, 2023, between EFCAR and Wilmington Trust Company, as owner trustee (included in Exhibit 99.3 to the Trust’s Form 8-K, as filed with the Commission on June 7, 2023, which is incorporated herein by reference).

_____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFCAR, LLC
(Depositor)

Date: March 28, 2024	By:	/s/ Ben Miller
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