Form 10-K
period 2024-12-31
Exeter Automobile Receivables Trust 2020-3
filed 2025-03-27
CIK 1823046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.
Each of Exeter and Computershare Trust Company, National Association (“Computershare”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2024 (the “2024 Reporting Period”) with respect to the pool assets owned by the Trust.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2024, and for the 2024 Reporting Period.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.
Neither the Report on Assessment nor the Attestation Report for Exeter has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Exeter.
Neither the Report on Assessment nor the Attestation Report for Computershare has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to Computershare.
Item 1123 of Regulation AB.  Servicer Compliance Statement.
Exeter has been identified by the registrant as a servicer during the 2024 Reporting Period with respect to the pool assets owned by the Trust.  Exeter has provided a statement of compliance for the 2024 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2025.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Exeter Finance LLC, dated March 24, 2025.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for Computershare, dated February 18, 2025.
34.1*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Exeter Finance LLC, dated March 24, 2025.
34.2*	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Computershare, dated February 18, 2025.
35.1*	Servicer Compliance Statement, dated March 27, 2025, of Exeter Finance LLC.
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

EFCAR, LLC
(Depositor)

Date: March 27, 2025	By:	/s/ Jason Kulas
Jason Kulas
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